Form 10-K/A
period 2000-12-31
AMERIQUEST MORTGAGE SEC INC FLOAT RATE MO PA TH CE SE 2000-2
filed 2002-07-11
CIK 1117150

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-94443-02

               Ameriquest Mortgage Company
               Floating Rate Mortgage Pass-Through Certificates
               Series  2000-2 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2242918
                                   52-2242919
                                   52-2242920
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 19, 2001, on behalf of Ameriquest Mortgage Company Series 2000-02 Trust established pursuant to the Pooling and Servicing Agreement among Ameriquest Mortgage Securties Inc.
as Depositor, Ameriquest Mortgage Company as Master Servicer, Norwest Bank Minnesota as Trustee, pursuant to which the Ameriquest Mortgage Company
Trust Series 2000-2 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

                     a)   Ameriquest Mortage <F1>

              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   Amneriquest Mortgage  <F1>

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 23, 2000, November 28, 2000, and December 28, 2000, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Ameriquest Mortgage Company
Floating Rate Mortgage Pass-Through Certificates
Series  2000-2 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  June 17, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   Ameriquest Mortgage <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   Ameriquest Mortgage <F1>

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)  Ameriquest Mortgage <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



EX-99.1 (a)
Annual Independant Accountant's Servicing Report

Deloitte & Touche LLP
Suite 1200
695 Town Center Drive
Costa Mesa, California 92626-1924

Tel: (714) 436-7100
Fax: (714) 436-7200
www.us.deloitte.com

Deloitte & Touche   (logo)



INDEPENDENT ACCOUNTANTS' REPORT

To Ameriquest Mortgage Company:

We have examined management's assertion about Ameriquest Mortgage Company's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for Ameriquest Mortgage Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Ameriquest Mortgage Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Ameriquest Mortgage Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that Ameriquest Mortgage Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

      Deloitte & Touche LLP

      March 2, 2001

       Deloitte   (logo)
         Touche
       Tohmatsu

Carlsbad * Las Vegas * Los Angeles * Phoenix * Reno * San Diego




EX-99.2 (a)
Report of Management

AMERIQUEST MORTGAGE COMPANY   (LOGO)


March 2, 2001


Deloitte & Touche LLP
695 Town Center Drive
Suite 1200
Costa Mesa, CA 92626


As of and for the year ended December 31, 2000, Ameriquest Mortgage Company has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Ameriquest Mortgage Company had in effect a fidelity bond in the amount of $10,000,000 and an errors and omissions policy ranging from $6,425,000 to $10,000,000.


    Kirk Langs
    President

    Elaine Markell
    Executive Vice President
    Loan Servicing

    John P. Grazer
    Executive Vice President
    Chief Financial Officer


1100 Town and Country Road, 11th Floor, Orange, California 92868
(714) 564-0600 Fax (714) 558-0783







EX-99.3 (a)
Annual Statement of Compliance

AMERIQUEST
MORTGAGE
COMPANY        (logo)


To Distribution List


Re: Officer's Certificate


Dear Sir/Madam:

The undersigned Officer certifies the following for the 2000 fiscal year.

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the applicable Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported as appropriate and is set forth below.

Exceptions:

(None)


(B) The Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) The Fidelity Bond and the Errors and Omissions Insurance Policy required under the terms of the applicable Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Service Guide are in full force and effect and a copy of the related declaration page evidencing such policy is enclosed herewith;

(D) All Custodial Accounts have been reconciled in accordance with the terms of the applicable Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide.

This certification covers the period of January 1, 2000 through December
31, 2000.

                                               AMERIQUEST MORTGAGE COMPANY



                                               By:  Elaine Markell
                                               Title: Executive Vice President